Form 10-K
Wells Fargo Commercial Mortgage Trust 2014-LC16
filed 2015-03-31
CIK 1607641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-172366-14

Central Index Key Number of the issuing entity:  0001607641

Wells Fargo Commercial Mortgage Trust 2014-LC16

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779
Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906
Wells Fargo Bank, National Association
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468
Ladder Capital Finance LLC
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000729153
The Royal Bank of Scotland plc
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541615
RBS Financial Products Inc.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182
Rialto Mortgage Finance, LLC
(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38 3926125 38 3926126 38 3926127 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /x/Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /x/  (Do not check if a smaller reporting company)                             Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Montgomery Mall Mortgage Loan, which constituted approximately 5.5%, of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Montgomery Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The loan combination, including the Montgomery Mall Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the JL Holdings - Burger King Portfolio - 90 Mortgage Loan, which constituted approximately 2.3% of the asset pool of the issuing entity as of its cut-off date. The JL Holdings - Burger King Portfolio - 90 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the JL Holdings - Burger King Portfolio - 90 Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  The other pari passu portion of the loan combination was securitized in the COMM 2014-LC15 Mortgage Trust transaction, Commission File Number 333-193376-03 (the “COMM 2014-LC15 Transaction”). This loan combination, including the JL Holdings - Burger King Portfolio – 90 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-LC15 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Woodbridge Center Mortgage Loan, which constituted approximately 12.3% of the asset pool of the issuing entity as of its cut-off date. The Woodbridge Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Woodbridge Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Woodbridge Center Mortgage Loan, was serviced and administered pursuant to the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Woodbridge Center loan combination in the WFRBS Commercial Mortgage Trust 2014-C20 transaction, Commission File Number 333-172366-13 (the “WFRBS 2014-C20 Transaction”).  After the closing of the WFRBS 2014-C20 Transaction on May 13, 2014, this loan combination, including the Woodbridge Center Mortgage Loan, was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C20 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pacific Design Center Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date. The Pacific Design Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pacific Design Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  The other pari passu portion of the loan combination was securitized in the COMM 2014-CCRE18 Mortgage Trust transaction, Commission File Number 333-193376-07 (the “COMM 2014-CCRE18 Transaction”). This loan combination, including the Pacific Design Center Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE18 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Oak Court Mall Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date. The Oak Court Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Oak Court Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  The other pari passu portion of the loan combination was securitized in the WFRBS Commercial Mortgage Trust 2014-C21 transaction, Commission File Number 333-177891-08 (the “WFRBS 2014-C21 Transaction”). This loan combination, including the Oak Court Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C21 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

Wells Fargo Bank, National Association (“Wells Fargo”) is the master servicer for the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer for the Woodbridge Center, the JL Holdings - Burger King Portfolio – 90  and the Oak Court Mall Mortgage Loans and the certificate administrator for the mortgage loans serviced under the Pooling and Servicing Agreement and the Woodbridge Center, the JL Holdings - Burger King Portfolio – 90  and the Oak Court Mall Mortgage Loans. Thus, Wells Fargo is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Wells Fargo is the custodian for the mortgage loans serviced under the Pooling and Servicing Agreement and the Woodbridge Center, the JL Holdings - Burger King Portfolio – 90  and the Oak Court Mall Mortgage Loans, and the trustee for the Pacific Design Center Mortgage Loan. Thus, Wells Fargo, in the capacities described above, is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC (“Rialto”) is an affiliate of Rialto Mortgage Finance, LLC, a sponsor and mortgage loan seller, and is the special servicer for the Woodbridge Center, the JL Holdings - Burger King Portfolio – 90  and the Pacific Design Center Mortgage Loans. Thus, Rialto is a “servicer,” as defined in Item 1108(a)(2)(iii) of Regulation AB, with respect to these mortgage loans because it is servicing mortgage loans which constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto in the capacities described above are listed in the Exhibit Index.

The Pacific Design Center Mortgage Loan included in the issuing entity and serviced pursuant to the pooling and servicing agreement with respect to the COMM 2014-CCRE18 Transaction constitutes more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association (“KeyBank”) and an accountant’s attestation report pursuant to Item 1122 of Regulation AB because KeyBank is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank because KeyBank is an unaffiliated servicer servicing less than 10% of pool assets.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the Woodbridge Center, the JL Holdings - Burger King Portfolio – 90  and the Oak Court Mall Mortgage Loans to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

Wilmington Trust, National Association acts as trustee of the issuing entity and the Woodbridge Center and the Oak Court Mall Mortgage Loans. Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement relating to the WFRBS 2014-C20 Transaction and the pooling and servicing agreement relating to the WFRBS 2014-C21 Transaction, respectively, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. The assessment of compliance with applicable servicing criteria of the master servicer covers Item 1122(d)(2)(iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Woodbridge Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 11, 2014 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.  In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $22,606,589.00 for the twelve month period ended December 31, 2014.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association (“Wells Fargo Bank”), as certificate administrator:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on June 11, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the JL Holdings - Burger King Portfolio - 90 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-LC15 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K.  Attached as Schedule II to the pooling and servicing agreement for the COMM 2014-LC15 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2014-LC15 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Woodbridge Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C20 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K.  Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2014-C20 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2014-C20 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pacific Design Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the COMM 2014-CCRE18 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K.  Attached as Schedule II to the pooling and servicing agreement for the COMM 2014-CCRE18 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the COMM 2014-CCRE18 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Oak Court Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFRBS 2014-C21 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K.  Attached as Schedule III to the pooling and servicing agreement for the WFRBS 2014-C21 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFRBS 2014-C21 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Management’s assessment of compliance with Regulation AB servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank attached to this Annual Report on Form 10-K as Exhibit 33.29 (the “KeyBank Assessment”) identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial mortgage loans.

Servicing Criteria Impacted:

1122(d)(4)(xv) –Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

Material Instances of Noncompliance with Servicing Criteria:

Regarding external enhancements, specifically letters of credit, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, KeyBank was not properly named as the beneficiary on certain letters of credit because of deficiencies in policies and procedures relating to changes in named beneficiary.  KeyBank identified eighty mortgage loans that did not properly name KeyBank as beneficiary on the letters of credit.

Remediation:

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from reoccurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

As of the date of the KeyBank Assessment, there are thirty-one mortgage loans contained within fourteen transactions for which the beneficiary name on the letters of credit still needs to be corrected.  The fourteen transactions are listed below, with the following information with respect to each transaction: the number of impacted mortgage loans to be corrected included in such transaction, and the aggregate amount of the letters of credit related to such impacted mortgage loans to be corrected.

Transaction	# of impacted mortgage loans to be corrected	Amount of the letters of credit related to such impacted mortgage loans to be corrected ($)
BACM 2005-4	1	2,500,000.00
BACM 2006-1	2	4,122,389.00
BACM 2006-3	4	1,397,562.00
BACM 2006-5	2	477,789.00
BACM 2006-6	4	1,305,983.00
BACM 2007-1	4	1,776,950.00
BACM 2007-2	3	595,091.00
BACM 2007-3	5	5,478,556.00
BACM 2007-4	1	1,000,000.00
BACM 2008-LS1	1	275,346.00
GECMC 2007-C1	2	614,472.00
MLMT 2008-C1	1	102,818.00
COMM 2006-C7	1	355,000.00
MSC 2012-C4	1	2,500,000.00

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

*The accountant’s attestation report referred to in the KeyBank Assessment includes only item 1 and item 2 (other than the last sentence thereof) referred to above.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1   Pooling and Servicing Agreement, dated as of June 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

4.2   Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on June 11, 2014 in connection with the COMM 2014-LC15 Transaction and incorporated by reference herein).

4.3   Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB, as NCB master servicer and as co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 11, 2014 in connection with the WFRBS 2014-C20 Transaction and incorporated by reference herein).

4.4   Pooling and Servicing Agreement, dated as of June 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on July 3, 2014 in connection with the COMM 2014-CCRE18 Transaction and incorporated by reference herein)

4.5   Pooling and Servicing Agreement, dated as of August 1, 2014, by and among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB Master Servicer and as Co-op Special Servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 in connection with the WFRBS 2014-C21 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 33.1)
33.9 LNR Partners, LLC, as Special Service for the Montgomery Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian for the Montgomery Mall Mortgage Loan (see Exhibit 33.4)
33.12 Situs Holdings, LLC, as Trust Advisor for the Montgomery Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.4)
33.19 Situs Holdings, LLC, as Operating Advisor for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 33.16)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Woodbridge Center Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Woodbridge Center Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC as Trust Advisor, for the Woodbridge Center Mortgage Loan
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 33.7)
33.29 KeyBank National Association, as Primary Servicer for the Pacific Design Center Mortgage Loan
33.30 Rialto Capital Advisors, LLC, as Special Servicer for the Pacific Design Center Mortgage Loan (see Exhibit 33.16)
33.31 Wells Fargo Bank, National Association, as Certificate Administrator for the Pacific Design Center Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian for the Pacific Design Center Mortgage Loan (see Exhibit 33.4)
33.33 Wells Fargo Bank, National Association, as Trustee for the Pacific Design Center Mortgage Loan (see Exhibit 33.3)
33.34 Situs Holdings, LLC, as Operating Advisor for the Pacific Design Center Mortgage Loan (see Exhibit 33.5)
33.35 Wells Fargo Bank, National Association, as Primary Servicer for the Oak Court Mall Mortgage Loan (see Exhibit 33.1)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Oak Court Mall Mortgage Loan (see Exhibit 33.3)
33.37 Wells Fargo Bank, National Association, as Custodian for the Oak Court Mall Mortgage Loan (see Exhibit 33.4)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 33.6)
33.39 National Tax Search, LLC, as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 34.1)
34.9 LNR Partners, LLC, as Special Service for the Montgomery Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian for the Montgomery Mall Mortgage Loan (see Exhibit 34.4)
34.12 Situs Holdings, LLC, as Trust Advisor for the Montgomery Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.4)
34.19 Situs Holdings, LLC, as Operating Advisor for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 34.16)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Woodbridge Center Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Woodbridge Center Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC as Trust Advisor, for the Woodbridge Center Mortgage Loan
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 34.7)
34.29 KeyBank National Association, as Primary Servicer for the Pacific Design Center Mortgage Loan
34.30 Rialto Capital Advisors, LLC, as Special Servicer for the Pacific Design Center Mortgage Loan (see Exhibit 34.16)
34.31 Wells Fargo Bank, National Association, as Certificate Administrator for the Pacific Design Center Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian for the Pacific Design Center Mortgage Loan (see Exhibit 34.4)
34.33 Wells Fargo Bank, National Association, as Trustee for the Pacific Design Center Mortgage Loan (see Exhibit 34.3)
34.34 Situs Holdings, LLC, as Operating Advisor for the Pacific Design Center Mortgage Loan (see Exhibit 34.5)
34.35 Wells Fargo Bank, National Association, as Primary Servicer for the Oak Court Mall Mortgage Loan (see Exhibit 34.1)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Oak Court Mall Mortgage Loan (see Exhibit 34.3)
34.37 Wells Fargo Bank, National Association, as Custodian for the Oak Court Mall Mortgage Loan (see Exhibit 34.4)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 34.6)
34.39 National Tax Search, LLC, as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 LNR Partners, LLC as Special Servicer
35.3 Wells Fargo Bank, National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC as Special Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.8 Rialto Capital Advisors, LLC as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.9 Wells Fargo Bank, National Association as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.10 Wells Fargo Bank, National Association as Primary Servicer for the Woodbridge Center Mortgage Loan
35.11 Rialto Capital Advisors, LLC as Special Servicer for the Woodbridge Center Mortgage Loan
35.12 Wells Fargo Bank, National Association as Certificate Administrator for the Woodbridge Center Mortgage Loan
35.13 Rialto Capital Advisors, LLC as Special Servicer for the Pacific Design Center Mortgage Loan
35.14 Wells Fargo Bank, National Association as Certificate Administrator for the Pacific Design Center Mortgage Loan
35.15 Wells Fargo Bank, National Association as Primary Servicer for the Oak Court Mall Mortgage Loan
35.16 Wells Fargo Bank, National Association as Certificate Administrator for the Oak Court Mall Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.

4.1   Pooling and Servicing Agreement, dated as of June 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

4.2   Pooling and Servicing Agreement, dated as of March 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on June 11, 2014 in connection with the COMM 2014-LC15 Transaction and incorporated by reference herein).

4.3   Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, NCB, FSB, as NCB master servicer and as co-op special servicer, Pentalpha Surveillance LLC, as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on June 11, 2014 in connection with the WFRBS 2014-C20 Transaction and incorporated by reference herein).

4.4   Pooling and Servicing Agreement, dated as of June 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, KeyBank National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and as certificate administrator, paying agent and custodian, and Situs Holdings, LLC, as operating advisor (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K/A filed on July 3, 2014 in connection with the COMM 2014-CCRE18 Transaction and incorporated by reference herein)

4.5   Pooling and Servicing Agreement, dated as of August 1, 2014, by and among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as general master servicer, CWCapital Asset Management LLC, as general special servicer, NCB, FSB, as NCB Master Servicer and as Co-op Special Servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K/A filed on December 16, 2014 in connection with the WFRBS 2014-C21 Transaction and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wells Fargo Bank, National Association, as Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant
33.8 Wells Fargo Bank, National Association, as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 33.1)
33.9 LNR Partners, LLC, as Special Service for the Montgomery Mall Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian for the Montgomery Mall Mortgage Loan (see Exhibit 33.4)
33.12 Situs Holdings, LLC, as Trust Advisor for the Montgomery Mall Mortgage Loan (see Exhibit 33.5)
33.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 33.6)
33.14 National Tax Search, LLC, as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 33.7)
33.15 Wells Fargo Bank, National Association, as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.1)
33.16 Rialto Capital Advisors, LLC, as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.3)
33.18 Wells Fargo Bank, National Association, as Custodian for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.4)
33.19 Situs Holdings, LLC, as Operating Advisor for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.5)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.6)
33.21 National Tax Search, LLC, as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 33.7)
33.22 Wells Fargo Bank, National Association, as Primary Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 33.16)
33.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Woodbridge Center Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian for the Woodbridge Center Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC as Trust Advisor, for the Woodbridge Center Mortgage Loan
33.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 33.6)
33.28 National Tax Search, LLC, as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 33.7)
33.29 KeyBank National Association, as Primary Servicer for the Pacific Design Center Mortgage Loan
33.30 Rialto Capital Advisors, LLC, as Special Servicer for the Pacific Design Center Mortgage Loan (see Exhibit 33.16)
33.31 Wells Fargo Bank, National Association, as Certificate Administrator for the Pacific Design Center Mortgage Loan (see Exhibit 33.3)
33.32 Wells Fargo Bank, National Association, as Custodian for the Pacific Design Center Mortgage Loan (see Exhibit 33.4)
33.33 Wells Fargo Bank, National Association, as Trustee for the Pacific Design Center Mortgage Loan
33.34 Situs Holdings, LLC, as Operating Advisor for the Pacific Design Center Mortgage Loan (see Exhibit 33.5)
33.35 Wells Fargo Bank, National Association, as Primary Servicer for the Oak Court Mall Mortgage Loan (see Exhibit 33.1)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Oak Court Mall Mortgage Loan (see Exhibit 33.3)
33.37 Wells Fargo Bank, National Association, as Custodian for the Oak Court Mall Mortgage Loan (see Exhibit 33.4)
33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 33.6)
33.39 National Tax Search, LLC, as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 33.7)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant
34.8 Wells Fargo Bank, National Association, as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 34.1)
34.9 LNR Partners, LLC, as Special Service for the Montgomery Mall Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian for the Montgomery Mall Mortgage Loan (see Exhibit 34.4)
34.12 Situs Holdings, LLC, as Trust Advisor for the Montgomery Mall Mortgage Loan (see Exhibit 34.5)
34.13 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 34.6)
34.14 National Tax Search, LLC, as Servicing Function Participant for the Montgomery Mall Mortgage Loan (see Exhibit 34.7)
34.15 Wells Fargo Bank, National Association, as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.1)
34.16 Rialto Capital Advisors, LLC, as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.3)
34.18 Wells Fargo Bank, National Association, as Custodian for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.4)
34.19 Situs Holdings, LLC, as Operating Advisor for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.5)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.6)
34.21 National Tax Search, LLC, as Servicing Function Participant for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan (see Exhibit 34.7)
34.22 Wells Fargo Bank, National Association, as Primary Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer for the Woodbridge Center Mortgage Loan (see Exhibit 34.16)
34.24 Wells Fargo Bank, National Association, as Certificate Administrator for the Woodbridge Center Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian for the Woodbridge Center Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC as Trust Advisor, for the Woodbridge Center Mortgage Loan
34.27 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 34.6)
34.28 National Tax Search, LLC, as Servicing Function Participant for the Woodbridge Center Mortgage Loan (see Exhibit 34.7)
34.29 KeyBank National Association, as Primary Servicer for the Pacific Design Center Mortgage Loan
34.30 Rialto Capital Advisors, LLC, as Special Servicer for the Pacific Design Center Mortgage Loan (see Exhibit 34.16)
34.31 Wells Fargo Bank, National Association, as Certificate Administrator for the Pacific Design Center Mortgage Loan (see Exhibit 34.3)
34.32 Wells Fargo Bank, National Association, as Custodian for the Pacific Design Center Mortgage Loan (see Exhibit 34.4)
34.34 Wells Fargo Bank, National Association, as Trustee for the Pacific Design Center Mortgage Loan
34.34 Situs Holdings, LLC, as Operating Advisor for the Pacific Design Center Mortgage Loan (see Exhibit 34.5)
34.35 Wells Fargo Bank, National Association, as Primary Servicer for the Oak Court Mall Mortgage Loan (see Exhibit 34.1)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator for the Oak Court Mall Mortgage Loan (see Exhibit 34.3)
34.37 Wells Fargo Bank, National Association, as Custodian for the Oak Court Mall Mortgage Loan (see Exhibit 34.4)
34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 34.6)
34.39 National Tax Search, LLC, as Servicing Function Participant for the Oak Court Mall Mortgage Loan (see Exhibit 34.7)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association as Master Servicer
35.2 LNR Partners, LLC as Special Servicer
35.3 Wells Fargo Bank, National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association as Primary Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC as Special Servicer for the Montgomery Mall Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association as Certificate Administrator for the Montgomery Mall Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association as Primary Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.8 Rialto Capital Advisors, LLC as Special Servicer for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.9 Wells Fargo Bank, National Association as Certificate Administrator for the JL Holdings - Burger King Portfolio – 90 Mortgage Loan
35.10 Wells Fargo Bank, National Association as Primary Servicer for the Woodbridge Center Mortgage Loan
35.11 Rialto Capital Advisors, LLC as Special Servicer for the Woodbridge Center Mortgage Loan
35.12 Wells Fargo Bank, National Association as Certificate Administrator for the Woodbridge Center Mortgage Loan
35.13 Rialto Capital Advisors, LLC as Special Servicer for the Pacific Design Center Mortgage Loan
35.14 Wells Fargo Bank, National Association as Certificate Administrator for the Pacific Design Center Mortgage Loan
35.15 Wells Fargo Bank, National Association as Primary Servicer for the Oak Court Mall Mortgage Loan
35.16 Wells Fargo Bank, National Association as Certificate Administrator for the Oak Court Mall Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc., Ladder Capital Finance LLC and Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of May 21, 2014, between Wells Fargo Commercial Mortgage Securities, Inc. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on June 26, 2014 and incorporated by reference herein).