Form 10-K
period 2019-12-31
Wells Fargo Commercial Mortgage Trust 2014-LC16
filed 2020-03-20
CIK 1607641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

LMF Commercial, LLC

 (exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3926125 38-3926126 38-3926127 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pacific Design Center Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date.  The Pacific Design Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pacific Design Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Pacific Design Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Pacific Design Center loan combination in the COMM 2014-CCRE18 Mortgage Trust transaction, Commission File Number 333-193376-07 (the “COMM 2014-CCRE18 Transaction”).  After the closing of the COMM 2014-CCRE18 Transaction on June 27, 2014, this loan combination, including the Pacific Design Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2014-CCRE18 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Oak Court Mall Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Oak Court Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Oak Court Mall Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Oak Court Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Oak Court Mall loan combination in the WFRBS Commercial Mortgage Trust 2014-C21 transaction, Commission File Number 333-177891-08 (the “WFRBS 2014-C21 Transaction”).  After the closing of the WFRBS 2014-C21 Transaction on August 12, 2014, this loan combination, including the Oak Court Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFRBS 2014-C21 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Woodbridge Center Mortgage Loan, the JL Holdings-Burger King Portfolio-90 Mortgage Loan and the Oak Court Mall Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Woodbridge Center Mortgage Loan, the JL Holdings-Burger King Portfolio-90 Mortgage Loan and the Oak Court Mall Mortgage Loan and the custodian of the Pacific Design Center Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Situs Holdings, LLC is the trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Pacific Design Center Mortgage Loan prior to December 27, 2019 and the JL Holdings-Burger King Portfolio-90 Mortgage Loan prior to December 27, 2019.  As a result, Situs Holdings, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Situs Holdings, LLC in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan on and after December 27, 2019 and the Pacific Design Center Mortgage Loan on and after December 27, 2019, which constituted approximately 5.1% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as operating advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan and the Pacific Design Center Mortgage Loan on and after December 27, 2019 to  December 31, 2019. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

U.S. Bank National Association acts as trustee of the JL Holdings-Burger King Portfolio-90 Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2014-LC15 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountants’ attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the JL Holdings-Burger King Portfolio-90 Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wells Fargo Bank, National Association acts as trustee of the Pacific Design Center Mortgage Loan.  Pursuant to the pooling and servicing agreement for the COMM 2014-CCRE18 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the Subject Transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of Pacific Design Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement and the primary servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan, the Woodbridge Center Mortgage Loan and the Oak Court Mall Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the JL Holdings-Burger King Portfolio-90 Mortgage Loan, the Woodbridge Center Mortgage Loan, the Pacific Design Center Mortgage Loan and the Oak Court Mall Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Pacific Design Center Mortgage Loan and the Oak Court Mall Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Oak Court Mall Mortgage Loan and Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.) as trust advisor of the Oak Court Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan and the Pacific Design Center Mortgage Loan on and after December 27, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Pacific Design Center Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Oak Court Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Woodbridge Center Mortgage Loan (Mortgage Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on June 11, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,810,600.00 for the twelve-month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 33.1)

33.10       LNR Partners, LLC, as Special Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Montgomery Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Montgomery Mall Mortgage Loan (see Exhibit 33.5)

33.13       Situs Holdings, LLC, as Trust Advisor of the Montgomery Mall Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Montgomery Mall Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Montgomery Mall Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan

33.18       U.S. Bank National Association, as Trustee of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 33.5)

33.20       Situs Holdings, LLC, as Operating Advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

33.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 33.7)

33.23       National Tax Search, LLC, as Servicing Function Participant of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 33.8)

33.24       Wells Fargo Bank, National Association, as Primary Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 33.1)

33.25       Rialto Capital Advisors, LLC, as Special Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 33.17)

33.26       Wilmington Trust, National Association, as Trustee of the Woodbridge Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Center Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Trust Advisor of the Woodbridge Center Mortgage Loan

33.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Woodbridge Center Mortgage Loan (see Exhibit 33.7)

33.30       National Tax Search, LLC, as Servicing Function Participant of the Woodbridge Center Mortgage Loan (see Exhibit 33.8)

33.31       KeyBank National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 33.17)

33.33       Wells Fargo Bank, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 33.5)

33.35       Situs Holdings, LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan prior to December 27, 2019 (see Exhibit 33.6)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Oak Court Mall Mortgage Loan (see Exhibit 33.1)

33.38       CWCapital Asset Management LLC, as Special Servicer of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wilmington Trust, National Association, as Trustee of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Oak Court Mall Mortgage Loan (see Exhibit 33.5)

33.41       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Oak Court Mall Mortgage Loan (see Exhibit 33.7)

33.43       National Tax Search, LLC, as Servicing Function Participant of the Oak Court Mall Mortgage Loan (see Exhibit 33.8)

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

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 34.1)

34.10       LNR Partners, LLC, as Special Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Montgomery Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Montgomery Mall Mortgage Loan (see Exhibit 34.5)

34.13       Situs Holdings, LLC, as Trust Advisor of the Montgomery Mall Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Montgomery Mall Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Montgomery Mall Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan

34.18       U.S. Bank National Association, as Trustee of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 34.5)

34.20       Situs Holdings, LLC, as Operating Advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the JL Holdings-Burger King Portfolio-90 Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

34.22       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 34.7)

34.23       National Tax Search, LLC, as Servicing Function Participant of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 34.8)

34.24       Wells Fargo Bank, National Association, as Primary Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 34.1)

34.25       Rialto Capital Advisors, LLC, as Special Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 34.17)

34.26       Wilmington Trust, National Association, as Trustee of the Woodbridge Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Woodbridge Center Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Trust Advisor of the Woodbridge Center Mortgage Loan

34.29       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Woodbridge Center Mortgage Loan (see Exhibit 34.7)

34.30       National Tax Search, LLC, as Servicing Function Participant of the Woodbridge Center Mortgage Loan (see Exhibit 34.8)

34.31       KeyBank National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 34.17)

34.33       Wells Fargo Bank, National Association, as Trustee of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Pacific Design Center Mortgage Loan (see Exhibit 34.5)

34.35       Situs Holdings, LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan prior to December 27, 2019 (see Exhibit 34.6)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Pacific Design Center Mortgage Loan on and after December 27, 2019 (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Oak Court Mall Mortgage Loan (see Exhibit 34.1)

34.38       CWCapital Asset Management LLC, as Special Servicer of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wilmington Trust, National Association, as Trustee of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Oak Court Mall Mortgage Loan (see Exhibit 34.5)

34.41       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Oak Court Mall Mortgage Loan (see Exhibit 34.7)

34.43       National Tax Search, LLC, as Servicing Function Participant of the Oak Court Mall Mortgage Loan (see Exhibit 34.8)

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

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 35.1)

35.5         LNR Partners, LLC, as Special Servicer of the Montgomery Mall Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the JL Holdings-Burger King Portfolio-90 Mortgage Loan

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Woodbridge Center Mortgage Loan (see Exhibit 35.7)

35.10       KeyBank National Association, as Primary Servicer of the Pacific Design Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Pacific Design Center Mortgage Loan (see Exhibit 35.7)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Oak Court Mall Mortgage Loan (see Exhibit 35.1)

35.13       CWCapital Asset Management LLC, as Special Servicer of the Oak Court Mall Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 20, 2020